Form 10-K
period 2022-12-31
Kansas Gas Service Securitization I, L.L.C.
filed 2023-03-31
CIK 1944984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number of issuing entity    333-267322-01
Central Index Key Number of issuing entity 0001944984

Kansas Gas Service Securitization I, L.L.C.
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-36108

Central Index Key Number of depositor and sponsor: 0001587732

Kansas Gas Service, a Division of ONE Gas, Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware		88-3970012
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

15 East Fifth Street, Suite 2662
Tulsa,	OK	74103
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code   (918) 947-7095

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders of ONE Gas, Inc. to be held May 25, 2023, are incorporated by reference in Item 11 of Part III of this report.

Auditor Firm ID: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Tulsa, OK

PART I.

ITEM 1.    Business.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A.    Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.    Properties.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3.    Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4.    Mine Safety Disclosures.

Not applicable.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 6.    [Reserved].

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 8.    Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A.    Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B.    Other Information.

Not applicable.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Kansas Gas Service Securitization I, L.L.C. (the “Company”) is a wholly-owned subsidiary of ONE Gas, Inc. (“ONE Gas”). At least one manager of the Company must be an independent manager. The following are the executive officers and managers of the Company as of March 15, 2023:

Name	Age	Business Experience in Past Five Years
Robert S. McAnnally	59	President, Chief Executive Officer and Manager of the Company. He has served as ONE Gas’ president and chief executive officer since June 2021. He served as ONE Gas’ senior vice president and chief operating officer from July 2020 to June 2021and as ONE Gas’ senior vice president, operations from March 2015 to July 2020.
Caron A. Lawhorn	62	Senior Vice President, Chief Financial Officer and Manager of the Company. She has served as ONE Gas’ Senior Vice President and Chief Financial Officer since March 2019. She served as Senior Vice President, Commercial of ONE Gas from January 2014 to March 2019.
Joseph L. McCormick	63	Senior Vice President, General Counsel and Assistant Secretary of the Company. He has served as ONE Gas’ Senior Vice President, General Counsel and Assistant Secretary since January 2014.
Brian F. Brumfield	55	Vice President, Chief Accounting Officer and Controller of the Company. He has served as the Vice President, Chief Accounting Officer and Controller of ONE Gas since November 2022. He served as Controller at Tucson Electric Power/UNS Energy from January 2017 to November 2022.
Brian K. Shore	58	Vice President, Associate General Counsel and Secretary of the Company. He has served as ONE Gas’ Vice President, Associate General Counsel and Secretary since January 2014.
Mark W. Smith	57	Vice President and Treasurer of the Company. He has served as Vice President and Treasurer of ONE Gas since July 2018. He served as Vice President - Treasury from December 2013 to July 2018.
Bernard J. Angelo	53	Independent Manager of the Company and Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of Company in November 2022

Code of Conduct and Corporate Governance

ONE Gas has adopted a code of conduct and ethics which applies to all of its divisions and subsidiaries. ONE Gas’ Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on the ONE Gas website at www.onegas.com, and copies of these documents are available upon request.

ITEM 11.    Executive Compensation.

Other than the annual independent manager fee of $3,500 paid to Global Securitization Services, LLC, the Company does not pay any compensation to its executive officers or managers.

Information on executive compensation with respect to ONE Gas is set forth in the 2023 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Bernard J. Angelo is the independent manager of the Company and is an employee of Global Securitization Services, LLC.

ITEM 14.    Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

Substitute Information Provided in Accordance with General Instruction J(2) of Form 10-K:

ITEM 1112(b). Significant Obligors of Pool Assets (Financial Information).

None.

ITEM 1114(b)(2). Credit enhancement and other support, except for certain derivatives instruments (Financial Information).

None.

ITEM 1115(b). Certain Derivative Instruments (Financial Information).

None.

ITEM 1117. Legal Proceedings.

There are no legal or governmental proceedings pending against us, the sponsor, seller, trustee, or servicer, or of which any property of the foregoing is subject, that is material to the securitized utility tariff bondholders.

U.S. Bank Trust Company, National Association, as trustee, has provided the following information:

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

ITEM 1119. Affiliations and Certain Relationships and Related Transactions.

We are a wholly-owned subsidiary of ONE Gas. Each of the sponsor, the servicer and the depositor may maintain other banking relationships in the ordinary course with U.S. Bank Trust Company National Association, the trustee.

ITEM 1122. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities and the related attestation report for Kansas Gas Service, a Division of ONE Gas (“KGS”), are included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by KGS with the servicing criteria set forth in Item 1122(d) of Regulation AB.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities and the related attestation report for U.S. Bank Trust Company, National Association are included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified no material instances of noncompliance by U.S. Bank Trust Company, National Association with the servicing criteria set forth in Item 1122(d) of Regulation AB.

ITEM 1123. Servicer Compliance Statement.

The servicer compliance statement is attached as Exhibit 35.1 to this Annual Report on Form 10-K.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See exhibits below.

3.1
Certificate of Formation of Kansas Gas Service Securitization I, L.L.C (incorporated by reference to Exhibit 3.1 to Kansas Gas Service Securitization I, L.L.C’s Form S-1 dated September 8, 2022 (File No. 333-267322-01)).

3.3
Amended and Restated Limited Liability Company Agreement of Kansas Gas Service Securitization I, L.L.C., dated as of November 16, 2022 (incorporated by reference to Exhibit 3.3 to Kansas Gas Service Securitization I, L.L.C.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 333-267322-01)).

4.1
Indenture by and among Kansas Gas Service Securitization I, L.L.C., U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Securitized Utility Tariff Bonds and the Series Supplement), dated as of November 18, 2022 (incorporated by reference to Exhibit 4.1 to Kansas Gas Service Securitization I, L.L.C’s Current Report on Form 8-K filed on November 18, 2022 (File No. 333-267322-01)).

4.2
Series Supplement by and among Kansas Gas Service Securitization I, L.L.C. and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of November 18, 2022 (incorporated by reference to Exhibit 4.2 to Kansas Gas Service Securitization I, L.L.C’s Current Report on Form 8-K filed on November 18, 2022 (File No. 333-267322-01)).

10.1
Securitized Utility Tariff Property Servicing Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Servicer, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.1 to Kansas Gas Service Securitization I, L.L.C’s Current Report on Form 8-K filed on November 18, 2022 (File No. 333-267322-01)).

10.2
Securitized Utility Tariff Property Purchase and Sale Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Seller, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.2 to Kansas Gas Service Securitization I, L.L.C’s Current Report on Form 8-K filed on November 18, 2022 (File No. 333-267322-01)).

10.3
Administration Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Administrator, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.3 to Kansas Gas Service Securitization I, L.L.C’s Current Report on Form 8-K filed on November 18, 2022 (File No. 333-267322-01)).

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

33.1	Report on assessment of compliance with servicing criteria for asset-backed issuers for Kansas Gas Service, a division of ONE Gas, Inc.

33.2	Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank Trust Company, National Association.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Kansas Gas Service, a division of ONE Gas, Inc.

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of U.S. Bank Trust Company, National Association.

35.1	Servicer compliance statement of Kansas Gas Service, a division of ONE Gas, Inc.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to noteholders, and the registrant will not be sending an annual report or proxy material to its noteholders subsequent to the filing of this form.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2023		Kansas Gas Service Securitization I, L.L.C.
(Issuing Entity)

		By:	Kansas Gas Service, a division of ONE Gas, Inc., as servicer

/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Officer in charge of the Servicing Function)