Form 10-K
period 2023-12-31
Kansas Gas Service Securitization I, L.L.C.
filed 2024-03-29
CIK 1944984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders of ONE Gas, Inc. to be held May 24, 2024, are incorporated by reference in Item 11 of Part III of this report.

Auditor Firm ID: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Tulsa, OK

PART I.

ITEM 1.    Business.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A.    Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 1C.    Cybersecurity.

Omitted pursuant to General Instructions J of Form 10-K.

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

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Kansas Gas Service Securitization I, L.L.C. (the “Company”) is a wholly-owned subsidiary of ONE Gas, Inc. (“ONE Gas”). At least one manager of the Company must be an independent manager. The following are the executive officers and managers of the Company as of March 15, 2024:

Name	Age	Business Experience in Past Five Years
Robert S. McAnnally	60	President, Chief Executive Officer and Manager of the Company. He has served as ONE Gas’ president and chief executive officer since June 2021. He served as ONE Gas’ senior vice president and chief operating officer from July 2020 to June 2021 and as ONE Gas’ senior vice president, operations from March 2015 to July 2020.
Christopher P. Sighinolfi	40	Senior Vice President, Chief Financial Officer and Manager of the Company. He has served as ONE Gas’ Senior Vice President and Chief Financial Officer since January 2024. He served as Vice President, Corporate Development of ONE Gas from September 2021 to December 2023.
Joseph L. McCormick	64	Senior Vice President, General Counsel and Assistant Secretary of the Company. He has served as ONE Gas’ Senior Vice President, General Counsel and Assistant Secretary since January 2014.
Brian F. Brumfield	56	Vice President, Chief Accounting Officer and Controller of the Company. He has served as the Vice President, Chief Accounting Officer and Controller of ONE Gas since November 2022. He served as Controller at Tucson Electric Power/UNS Energy from January 2017 to November 2022.
Brian K. Shore	59	Vice President, Associate General Counsel and Secretary of the Company. He has served as ONE Gas’ Vice President, Associate General Counsel and Secretary since January 2014.
Mark W. Smith	58	Vice President and Treasurer of the Company. He has served as Vice President and Treasurer of ONE Gas since July 2018. He served as Vice President - Treasury from December 2013 to July 2018.
Bernard J. Angelo	54	Independent Manager of the Company and Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of the Company in November 2022

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

Information on executive compensation with respect to ONE Gas is set forth in the 2024 definitive Proxy Statement and is incorporated herein by this reference.

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

ITEM 1122. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities and the related attestation report for Kansas Gas Service, a Division of ONE Gas (“KGS”), are included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K, and identified no material instances of noncompliance by KGS with the servicing criteria set forth in Item 1122(d) of Regulation AB.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities and the related attestation report for U.S. Bank Trust Company, National Association are included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K, and identified no material instances of noncompliance by U.S. Bank Trust Company, National Association with the servicing criteria set forth in Item 1122(d) of Regulation AB.

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

Date:	March 29, 2024		Kansas Gas Service Securitization I, L.L.C.
(Issuing Entity)

		By:	Kansas Gas Service, a division of ONE Gas, Inc., as servicer

/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Officer in charge of the Servicing Function)