Form 10-K
period 2025-12-31
Kansas Gas Service Securitization I, L.L.C.
filed 2026-03-26
CIK 1944984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders of ONE Gas, Inc. to be held May 21, 2026, are incorporated by reference in Item 11 of Part III of this report.

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

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Kansas Gas Service Securitization I, L.L.C. (the “Company”) is a wholly-owned subsidiary of ONE Gas, Inc. (“ONE Gas”). At least one manager of the Company must be an independent manager. The following are the executive officers and managers of the Company as of March 13, 2026:

Name	Age	Business Experience in Past Five Years
Robert S. McAnnally	62	President, Chief Executive Officer and Manager of the Company. He has served as ONE Gas’ president and chief executive officer since June 2021. He served as ONE Gas’ senior vice president and chief operating officer from July 2020 to June 2021.
Christopher P. Sighinolfi	42	Senior Vice President, Chief Financial Officer and Manager of the Company. He has served as ONE Gas’ Senior Vice President and Chief Financial Officer since January 2024. He served as Vice President, Corporate Development of ONE Gas from September 2021 to December 2023.
Regina L. Gregory	55	Senior Vice President, General Counsel and Assistant Secretary of the Company. She has served as ONE Gas’ Senior Vice President, General Counsel and Assistant Secretary since October 2025. She served as Executive Vice President, General Counsel and Corporate Secretary at Targa Resources Corp. from March 2020 to January 2024.
Brian F. Brumfield	58	Vice President, Chief Accounting Officer and Controller of the Company. He has served as the Vice President, Chief Accounting Officer and Controller of ONE Gas since November 2022. He served as Controller at Tucson Electric Power/UNS Energy from January 2017 to November 2022.
Brian K. Shore	61	Vice President, Associate General Counsel and Secretary of the Company. He has served as ONE Gas’ Vice President, Associate General Counsel and Secretary since January 2014.
Mark W. Smith	60	Vice President and Treasurer of the Company. He has served as Vice President and Treasurer of ONE Gas since July 2018.
Bernard J. Angelo	56	Independent Manager of the Company and Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of the Company in November 2022.

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

Information on executive compensation with respect to ONE Gas is set forth in the 2026 definitive Proxy Statement and is incorporated herein by this reference.

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

ITEM 1119. Affiliations and Certain Relationships and Related Transactions.

We are a wholly-owned subsidiary of ONE Gas. Each of the sponsor, the servicer and the depositor may maintain other banking relationships in the ordinary course with U.S. Bank Trust Company, National Association, the trustee.

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

Date:	March 26, 2026		Kansas Gas Service Securitization I, L.L.C.
(Issuing Entity)

		By:	Kansas Gas Service, a division of ONE Gas, Inc., as servicer

/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Officer in charge of the Servicing Function)